Form 10-Q
period 2012-12-31
Stalar 5, Inc.
filed 2013-02-11
CIK 1561399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO ______________

COMMISSION FILE NUMBER: 000-54844

STALAR 5, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1055143
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

317 Madison Ave., Suite 1520,
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 953-1544
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

|_|  Large Accelerated Filer  |_|  Accelerated Filer  |_|  Non-accelerated Filer   ☑Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No |_|

At February 11, 2013, 10,000,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 5, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

INTERIM FINANCIAL STATEMENTS (Unaudited)	Page No.
Interim Balance Sheets December 31, 2012 and September 30, 2012 (Audited)	4

Interim Statements of Operations For the three months ended December 31, 2012 and for the period September 5, 2012, (inception) to December 31, 2012	5 5

Interim Statements of Cash Flows For the three months ended December 31, 2012 and for the period September 5, 2012, (inception) to December 31, 2012	6 6

Interim Statement of Changes in Stockholders’ Deficit For the period September 5, 2012, (inception) to December 31, 2012	7

Notes to Interim Financial Statements	8 - 9

STALAR 5, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$90	$—

Total current assets	$90	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$8,525	$2,000
Due to related parties – loans payable to Officers	$11,680	$9,900

Total current liabilities	$20,205	$11,900

Total liabilities	$20,205	$11,900

Stockholders' equity (deficit)

Preferred stock - $0.00001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.00001 par value; 75,000,000 shares authorized; 10,000,000 issued and outstanding	$100	$100
Deficit accumulated during the development stage	$(20,215)	$(12,000)

Total stockholders' equity (deficit)	$(20,115)	$(11,900)

	$90	$—

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

		September 5, 2012
	Three Months Ended	(Inception) to
	December 31, 2012	December 31, 2012

Revenues	$—	$—

General and administrative expenses
Organization and related expenses	8,215	20,215

Net loss for the period	$(8,215)	$(20,215)

Loss per common share:
basic and diluted	$(0.001)

Weighted average number of common shares outstanding, basic and diluted	10,000,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

		September 5, 2012
	Three Months Ended	(Inception) to
	December 31, 2012	December 31, 2012
Cash flows from operating activities:
Net loss for the period	$(8,215)	$(20,215)
Adjustments to reconcile net loss to net cash used in operating activities
Increases (decreases) in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	6,525	8,525

Net cash used in operating activities	(1,690)	(11,690)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	100
Loans from Officers	1,780	11,680

Net cash provided by financing activities	1,780	11,780

Net increase in cash	90	90

Cash, beginning of period	—	—

Cash, end of period	$90	$90

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Shares	Amount	Deficit Accumulated During Development Stage	Total

Shares issued at inception, September 5, 2012	10,000,000	$100	$—	$100

Net loss from September 5, 2012, (inception) to September 30, 2012	—	—	(12,000	(12,000)

Balance, September 30, 2012	10,000,000	$100	$(12,000)	$(11,900)

Net loss for the period	—	—	(8,215)	(8,215)

Balance, December 31, 2012	10,000,000	$100	$(20,215)	$(20,115)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

NOTE A – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements as of December 31, 2012 and for the three ended December 31, 2012 and for the period from September 5, 2012 (inception) to December 31, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2012 and for the period September 5, 2012, (inception), to September 30, 2012 as disclosed in the Company's Form 10 for that period as filed with the SEC.

The results of the period ended December 31, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2013, the Company’s fiscal year end.

The Company has not earned any revenue since its inception. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in the FASB Codification Topic 915. Among the disclosures required by the FASB Codification Topic 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Organization of the Company

Stalar 5, Inc. (‟the Company‟), was incorporated in the State of Delaware on September 5, 2012. The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, and no or nominal operations. The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

STALAR 5, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share

The Company uses Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company does not have any common stock equivalents.

NOTE C - RELATED PARTY BALANCES AND TRANSACTIONS

Equity Transaction

In September 2012, the Company issued 10,000,000 shares of common stock to two officers, whom are directors, for total proceeds of $100.

Loans Payable – Officers

The two officers, whom are directors of the Company, have advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at December 31, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on form 10-K for the year ended September 30, 2012 and in any press releases and other communications to shareholders that may be issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Company Overview and Plan of Operation

The Company was incorporated on September 5, 2012. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2012, nor for the period September 5, 2012 (inception) to December 31, 2012 and has no operations as of the date of this filing.

Currently, our Company would be defined as a "shell" company, an entity which is generally described as having no or nominal operations and no or nominal assets. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We presently have no employees apart from our management. Our only two officers are engaged in outside business activities and will continue to devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors. Other than administrative expenses, there are no known or currently predicted demands on the Company’s liquidity. The Company has currently made no commitments to any capital expenditures.

 Liquidity and Capital Resources

As of December 31, 2012, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

The Company has no operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Until the Company completes a merger, reverse merger or other financial transaction, the Company expects to continue to incur a loss of between $2,500 and $6,500, per quarter. The Company expects that these costs will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on September 5, 2012. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2012, nor for the period September 5, 2012 (inception) to December 31, 2012 and has no operations as of the date of this filing.

General and administrative expenses were $8,215 for the three months ended December 31, 2012, and were $20,215 for the period September 5, 2012 (inception) to December 31, 2012. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $8,215 for the first fiscal quarter. The results presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include seeking a merger with an existing operating company.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the “Company Overview and Plan of Operations” above and eventually attain profitable operations. The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Principal Executive Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A- RISK FACTORS

A smaller reporting company is not required to provide the information required for this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year, ending December 31, 2012, or subsequent period through the date hereof, which was not so reported.

(b) Our board of directors has not established an audit committee or a nominating committee. In addition, we do not have any other compensation, executive or similar committees. We will not, in all likelihood, establish an audit or a nominating committee until such time as the Company is no longer a "shell" company of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees. Our Code of Ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company.

We currently do not have any procedures by which security holders may recommend nominees to the registrant's board of directors. We will not, in all likelihood, establish such procedures until such time as the Company is no longer a "shell" company, a circumstance of which there can be no assurance.

ITEM 6 - EXHIBITS

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation*

3.2	Bylaws*

14.1	Code of Ethics*

31.1	Certification of Steven R. Fox, as principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Steven R. Fox, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Steven R. Fox, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

* Incorporated by reference from the Company's registration statement on Form 10-12G/A filed on December 28, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 5, INC.

Date: February 11, 2013	By /s/Steven Rosenfeld
Steven Rosenfeld Vice President, CFO (principal financial officer) Treasurer

-13-