Form 10-Q
period 2013-03-31
Stalar 5, Inc.
filed 2013-05-13
CIK 1561399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

|_|  Large Accelerated Filer  |_|  Accelerated Filer  |_|  Non-accelerated Filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No |_|

At May 13, 2013, 10,000,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 5, INC.

(A Development Stage Company)

STALAR 5, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$36	$-
Total current assets	$36	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,192	$2,000
Due to related parties – loans payable to Officers	$15,060	$9,900

Total current liabilities	$21,252	$11,900

Total liabilities	$21,252	$11,900

Stockholders' equity (deficit)
Preferred stock - $0.00001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.00001 par value; 75,000,000 shares authorized; 10,000,000 issued and outstanding	$100	$100
Deficit accumulated during the development stage	$(21,316)	$(12,000)

Total stockholders' equity (deficit)	$(21,216)	$(11,900)

	$36	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended	September 5, 2012 (Inception) to
	March 31, 2013	March 31, 2013	March 31, 2013

Revenues	$-	$-	$-

General and administrative expenses
Interest Expense	140	140	140
Organization and related expenses	961	9,176	21,176

Net loss for the period	$(1,101)	$(9,316)	$(21,316)

Loss per common share:
basic and diluted	$(0.0001)	$(0.001)

Weighted average number of common shares outstanding, basic and diluted	10,000,000	10,000,000

 The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

		September 5, 2012
	Six Months Ended	(Inception) to
	March 31, 2013	March 31, 2013
Cash flows from operating activities:
Net loss for the period	$(9,316)	$(21,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Increases (decreases) in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	4,192	6,192

Net cash used in operating activities	(5,124)	(15,124)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	100
Loans from Officers	5,160	15,060

Net cash provided by financing activities	5,160	15,160

Net increase in cash	36	36

Cash, beginning of period	-	-

Cash, end of period	$36	$36

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Deficit
			Accumulated
			During
			Development
	Shares	Amount	State	Total
Shares issued at inception, September 5, 2012	10,000,000	$100	$-	$100

Net loss from September 5, 2012, (inception) to September 30, 2012	-	-	(12,000)	(12,000)

Balance, September 30, 2012	10,000,000	$100	$(12,000)	$(11,900)

Net loss for the period	-	-	(9,316)	(9,316)

Balance, March 31, 2013	10,000,000	$100	$(21,316)	$(21,216)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE A – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2013 and for the six and three months ended March 31, 2013 and for the period from September 5, 2012 (inception) to March 31, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2012 and for the period September 5, 2012, (inception), to September 30, 2012 as disclosed in the Company's Form 10 for that period as filed with the SEC.

The results of the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2013, the Company’s fiscal year end.

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

March 31, 2013

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

Due to Related Parties - Loans Payable to Officers

The two officers, whom are directors of the Company, have advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at March 31, 2013.

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

Company Overview and Plan of Operation

The Company was incorporated on September 5, 2012. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2013, nor for the period September 5, 2012 (inception) to March 31, 2013 and has no operations as of the date of this filing.

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

Liquidity and Capital Resources

As of March 31, 2013, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

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

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on September 5, 2012. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2013, nor for the period September 5, 2012 (inception) to March 31, 2013 and has no operations as of the date of this filing.

General and administrative expenses were: (i) $1,101 for the three months ended March 31, 2013; (ii) $9,316 for the six months ended March 31, 2013; and (ii) were $21,316 for the period September 5, 2012 (inception) to March 31, 2013. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $1,101 for the second fiscal quarter. The results presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year, ending March 31, 2013, or subsequent period through the date hereof, which was not so reported.

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

STALAR 5, INC.

Date: May 13, 2013	By /s/Steven Rosenfeld
Steven Rosenfeld Vice President, CFO (principal financial officer) Treasurer
-13-