Form 10-Q
period 2013-06-30
Stalar 5, Inc.
filed 2013-07-18
CIK 1561399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒| No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large Accelerated Filer  ☐ Accelerated Filer  ☐  Non-accelerated Filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At July 16, 2013, 10,000,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 5, INC.

(A Development Stage Company)

STALAR 5, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,696	$-

Total current assets	$1,696	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,021	$2,000
Due to related parties - loans payable to Officers	20,093	9,900

Total current liabilities	26,114	11,900

Total liabilities	26,114	11,900

Stockholders' equity (deficit)
Preferred stock - $0.00001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.00001 par value; 75,000,000 shares authorized; 10,000,000 issued and outstanding at June 30, 2013 and September 30, 2012	100	100
Deficit accumulated during the development stage	(24,518)	(12,000)

Total stockholders' equity (deficit)	(24,418)	(11,900)

	$1,696	$-

 The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

			September 5,
	Three Months	Nine Months	2012
	Ended	Ended	(Inception) to
	June 30, 2013	June 30, 2013	June 30, 2013

Revenues	$-	$-	$-

General and administrative expenses
Interest Expense	82	222	222
Organization and related expenses	3,120	12,296	24,296

Net loss for the period	$(3,202)	$(12,518)	$(24,518)

Loss per common share:
Basic and diluted	$(0.0003)	$(0.001)

Weighted average number of common shares outstanding, basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

		September 5, 2012
	Nine Months Ended	(Inception) to
	June 30, 2013	June 30, 2013
Cash flows from operating activities:
Net loss for the period	$(12,518)	$(24,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Increases (decreases) in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	4,021	6,021

Net cash used in operating activities	(8,497)	(18,497)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	100
Loans from Officers	10,193	20,093

Net cash provided by financing activities	10,193	20,193

Net increase in cash	1,696	1,696

Cash, beginning of period	-	-

Cash, end of period	$1,696	$1,696

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Shares	Amount	Deficit Accumulated During Development State	Total
Shares issued at inception, September 5, 2012	10,000,000	$100	$-	$100

Net loss from September 5, 2012, (inception) to September 30, 2012	-	-	(12,000)	(12,000)

Balance, September 30, 2012	10,000,000	$100	$(12,000)	$(11,900)

Net loss for the period	-	-	(12,518)	(12,518)

Balance, June 30, 2013	10,000,000	$100	$(24,518)	$(24,418)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30 2013

(Unaudited)

NOTE A – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2013 and for the nine and three months ended June 30, 2013 and for the period from September 5, 2012 (inception) to June 30, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2012 and for the period September 5, 2012, (inception), to September 30, 2012 as disclosed in the Company's Form 10 for that period as filed with the SEC.

The results of the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2013, the Company’s fiscal year end.

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

June 30 2013

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

Due to Related parties - Loans Payable to Officers

The two officers, whom are directors of the Company, have advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at June 30, 2013.

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

Company Overview and Plan of Operation

The Company was incorporated on September 5, 2012. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2013, nor for the period September 5, 2012 (inception) to June 30, 2013 and has no operations as of the date of this filing.

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

Liquidity and Capital Resources

As of June 30, 2013, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

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

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on September 5, 2012. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2013, nor for the period September 5, 2012 (inception) to June 30, 2013 and has no operations as of the date of this filing.

General and administrative expenses were: (i) $3,202 for the three months ended June 30, 2013; (ii) $12,518 for the nine months ended June 30, 2013; and (ii) were $24,518 for the period September 5, 2012 (inception) to June 30, 2013. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $3,202 for the third fiscal quarter. The results presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the third quarter of our fiscal year, ending June 30, 2013, or subsequent period through the date hereof, which was not so reported.

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

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation*

3.2	Bylaws*

14.1	Code of Ethics*

31.1	Certification of Steven R. Fox, as principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Steven Rosenfeld, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Steven R. Fox, Chief Executive Officer and Steven Rosenfeld, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from the Company's registration statement on Form 10-12G/A filed on December 28, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 5, INC.

Date: July 18, 2013	By /s/Steven Rosenfeld
Steven Rosenfeld Vice President, CFO (principal financial officer) Treasurer

-13-