Form 10-K
period 2013-09-30
Stalar 5, Inc.
filed 2013-12-30
CIK 1561399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2013

Or

|_| Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-54844

Commission file number

Stalar 5, Inc.

(Name of Small Business Issuer in its charter)

Delaware	46-1055143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

317 Madison Avenue, Suite 1520
New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 953-1544

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Stalar 5, Inc. had no revenues during its fiscal year ending September 30, 2013.

As of December 20, 2013, 10,000,000 shares of the Common Stock of Stalar 5, Inc. were issued and outstanding and no shares of the Preferred Stock of Stalar 5, Inc. were issued or outstanding.

2

STALAR 5, INC.

Form 10-K

Report for the Fiscal Year Ended September 30, 2013

PART I

ITEM 1. BUSINESS.

Stalar 5, Inc. (“we”, “our”, “us”, “the Registrant”, “the Company”) was incorporated in the State of Delaware on September 5, 2012. Since inception, which was September 5, 2012 (hereinafter “Inception”), the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B .   Unresolved Staff Comments.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. PROPERTIES.

The Company neither rents nor owns any property. The Company utilizes the office space and equipment of Dr. Steven Fox, its President, Secretary and a director, at no cost, on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its Inception and through the date of this filing.

As of December 20, 2013, there were approximately 2 record holders of the Company's Common Stock.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

As of September 30, 2013, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.  We granted no options during our fiscal year ended September 30, 2013 and had no options outstanding as of September 30, 2013. The Company has not repurchased any equity securities of the Company during the fourth quarter of the fiscal year ended September 30, 2013.

ITEM 6. SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Overview
The Company was incorporated on September 5, 2012. The Company, which is in the development stage, has had no operations during the yearly period ended September 30, 2013, nor for the period Inception to September 30, 2013 and has no operations as of the date of this filing.

Continuing Operations, Liquidity and Capital Resources

We have experienced losses since Inception. General and administrative expenses were $16,714 for the fiscal year ended September 30, 2013, compared to $12,000 for the period October 1, 2011 to September 30, 2012, and $28,714 for the period Inception to September 30, 2013. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $16,714 for the period October 1, 2012 to September 30, 2013. The results for the periods presented were not significantly affected by inflation.

The Company does not currently engage in any business activities that provide cash flow.

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

During the next 12 months we anticipate incurring costs related to:

a) filing of Exchange Act reports, and

b) costs relating to consummating a business combination.

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

We have financed our activities to date from loans from our majority stockholder. We believe we will be able to meet costs anticipated to be incurred in the next 12 months through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. The report of our independent registered public accounting firm, GZTY CPA GROUP, LLC, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

Off-balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS.

See the financial statements annexed to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Our Principal Executive Officer has concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Management concluded that during the period covered by this report, such internal controls and procedures were effective.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during our year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of officers currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized that the Company’s Board of Directors acts as its audit committee and no member of the board of directors has been designated or qualifies as a financial expert. Neither of the Directors of the Company would be deemed independent under the independence standards applicable to the Company. The Company will address these concerns at the earliest possible opportunity.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors and their ages and positions are as follows:

Name	Age	Position
Steven R. Fox	60	Director, CEO, Secretary
Steven Rosenfeld	60	Director, Vice President, CFO, Treasurer

Steven R. Fox, DDS
For the past thirty-four years, Dr. Fox has owned and operated a practicing successful dental practice in New York City, supervising three employees and two doctors. Dr. Fox is a fellow in the American College of Dentistry and a fellow in the International College of Dentistry. He is a former faculty member of the Harvard School of Dental Medicine and a former officer of Harvard. In 1999 Dr. Fox was the Ernst and Young Entrepreneur of the Year. Dr. Fox is the Chairman of the Rebel Group, Inc., a privately-held company, that is involved in importing and exporting. In 1999, Dr. Fox received the Medal of Freedom from the Republican Members of the United States Senate.

Since Stalar 5’s Inception, Dr. Fox has been serving as the Company's President, CEO, Secretary and a member of the Board of Directors. Dr. Fox’s transactional experiences include private company capital raises, and his business experience spans nearly four decades. Additionally, Dr. Fox has also previously founded and consummated successful business combinations for Stalar 3, Inc. and Stalar 4, Inc. The term of Dr. Fox’s office as both an officer and director expires at our annual meeting of stockholders or until his successors are duly elected and qualified.

Dr. Fox is also the CEO/President, CFO, Secretary, member of the Board of Directors, and controlling stockholder of Stalar 1, Inc., a Delaware corporation, and Stalar 2, Inc., a Delaware corporation.

Dr. Steven Rosenfeld

For the past fifteen years, Dr. Rosenfeld has been self-employed as an investor in public companies and private start-up companies. Dr. Rosenfeld has been involved in numerous private equity and start-ups companies from industries that range from databases, storage, natural resources, pharmaceutical and bio technology. Dr. Rosenfeld’s investment experience has cultivated an extensive network of angel investors, investment firm professionals, and business and financial experts. For the past five years, Dr. Rosenfeld has been the Chairman of the Board of Directors, and President of Park Avenue Discoveries, LLC, a private equity and venture capital firm. The term of Dr. Rosenfeld’s office as both an officer and director expires at our annual meeting of stockholders or until his successors are duly elected and qualified.

Significant Employees.
There are no persons other than our executive officers who are expected by us to make a significant contribution to our business.

Family Relationships.
There are no family relationships of any kind among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings.
There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance
Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended September 30, 2013, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a).

Audit Committee.
The Board of Directors acts as the Audit Committee. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics.
We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees. Our Code of Ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

As the table below indicates, none of the Company's officers or directors has received any cash remuneration since Inception.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox Director, CEO/President, Secretary	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Steven Rosenfeld Director, Vice President, CFO, Treasurer	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table
None of the Company's officers or members of the Board of Directors has received any cash remuneration since Inception. Officers will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's officers and directors intend to devote only limited amounts of time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain certain of our officers and directors for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to our management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this item, or otherwise.

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants
We have not granted any stock options to the executive officers or directors since our Inception.

Outstanding Equity Awards at Fiscal Year-End

As the table below indicates, the Company has no unexercised options, stock that has not vested, or equity incentive plan awards for our executive officers as of September 30, 2013. The Company has not granted any stock options to the executive officers or directors since our Inception.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven R. Fox	-	-	-	-	-	-	-	-	-
Steven Rosenfeld	-	-	-	-	-	-	-	-	-

Compensation of Directors

As the table below indicates, no compensation has been paid to our directors as of September 30, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox	-	-	-	-	-	-	-
Jan Fox	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table
The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There has been no compensation paid to the Company's Directors as of the end of September 30, 2013.

Stock Option Plans

We did not have a stock option plan in place as of September 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2013 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

	Amount and Nature
	of Beneficial
Name and Address	Ownership(3)	Percentage of Class
Steven R. Fox (1)
317 Madison Avenue, Suite 1520,	5,000,000	50.00%
New York, NY 10017

Park Avenue Discoveries, LLC (2)
PO Box 1321 Lenox Hill	5,000,000	50.00%
New York, NY 10021

All Officers and Directors as a group	10,000,000	100.00%

(1) Steven R. Fox is the CEO/President, Secretary and a director of the Company.

(2) Park Avenue Discoveries, LLC is 100% owned by Dr. Steven Rosenfeld, who serves as Vice President, CFO, Treasurer, and is a director of the Company.

(3) All shares are owned directly and of record and such stockholder has sole voting, investment, and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended September 30, 2013, the officers of the Company have advanced funds in the aggregate amount of $11,447 to the Company to cover cash requirements. Inclusive of the $11,447, the aggregate principal amount of all loans made by the Company’s officers since Inception is $21,447. The loans are unsecured and payable on demand with interest at the prime rate of 3.25% at September 30, 2013.

The Company utilizes the office space and equipment of its President at no cost. Management estimated such amounts to be immaterial.

Our proposed business raises potential conflicts of interest between us and Dr. Fox and Dr. Rosenfeld, all officers and directors.  Dr. Fox is engaged full-time as a dentist, in addition to other business interests to that he currently devotes attention, and is expected to continue to do so.  Dr. Rosenfeld is engaged full-time as the President of Park Avenue Discoveries, LLC, in addition to other business interests to which he currently devotes attention, and is expected to continue to do so.  Furthermore, it is contemplated that entities owned by Dr. Fox and/or Dr. Rosenfeld will enter into business transactions with other entities of similar purpose.  As a result, conflicts of interest may arise which may be resolved only through the exercise of judgment in a manner which is consistent with their fiduciary duties to us.  Dr. Fox and Dr. Rosenfeld intend to devote such time to the Company as they deem reasonably necessary to effectively manage our business and affairs and to attempt to identify transaction opportunities.  Dr. Fox and Dr. Rosenfeld intend to devote very limited time to the business of the Company until such time as a potentially suitable transaction opportunity is identified.  After a potentially suitable transaction opportunity has been identified, Dr. Fox and Dr. Rosenfeld expect to devote such time to due diligence with respect to that transaction opportunity as they determine is reasonably necessary, and if they believe such transaction to be in our best interests, then they would expect to devote a substantial amount of time to consummating such transaction.   Dr. Fox and Dr. Rosenfeld shall devote as much time to our activities as is required pursuant to their responsibilities to the Company, in their sole and absolute discretion.

Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our current and future officers or directors are involved in the management of any company with which we transact business.  We have adopted a policy that we will not enter into a business combination, or acquire any assets of any kind for its securities, in which our management or any of our affiliates or associates have any interest, direct or indirect.  Furthermore, management or their affiliates may not be offered a prospective business opportunity prior to such business opportunity being offered to the Company.  This preference has been decided by management, however, it may be changed in their sole and absolute discretion.

No other binding guidelines or procedures for resolving potential conflicts of interest have been adopted by us.  Accordingly, our officers will be required to use their discretion in order to resolve conflicts in such a manner as he considers appropriate.  Failure by management to resolve conflicts of interest in our favor could result in liability of management to us.

Except as otherwise indicated herein, and discussed on our Registration Statement, filed on December 28, 2012, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Neither of the Directors of the Company would be deemed independent under the independence standards applicable to the Company. The Company does not have a separately designated audit, nominating or compensation committee or committee performing similar functions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The fees incurred for the fiscal year ending September 30, 2013 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $2,800.

Audit Related Fees

There were no audit related fees for the fiscal years ended September 30, 2013. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

There were no tax fees for the fiscal year ended September 30, 2013. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

The engagement of the Company’s independent auditor, GZTY CPA GROUP, LLC, was approved by the Company’s Board of Directors which serves as the Audit Committee. The Audit Committee does not anticipate that the Company’s auditor will provide any services other that audit services and consequently the Audit Committee has not adopted any pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. No services described in Items 9(e)(2) through 9(e)(4) of Schedule 14A were provided by the Company’s auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIALS STATEMENTS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report: None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

Exhibit Number	Title of Document
3.1	Certificate of Incorporation *
3.2	Bylaws *
14.1	Code of Ethic *
23.1	Consent of GZTY CPA GROUP, LLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference from the Company's registration statement on Form 10-12G/A filed on December 28, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 5, INC.

Dated: December 30, 2013	By /s/Steven R. Fox
Steven R. Fox, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/Steven R. Fox
      Steven R. Fox
      CEO, President and Secretary

Dated:  December 30, 2013

STALAR 5, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM SEPTEMBER 5, 2012 (Inception) TO SEPTEMBER 30, 2013

Page
No.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders’ Deficit	F-5

Notes to Financial Statements	F-6 - F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stalar 5, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Stalar 5, Inc. (the “Company”) as of September 30, 2013, and the related statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2013. The management of Stalar 5, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stalar 5, Inc. as of September 30, 2013, and the results of its operations and its cash flows for the year ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA GROUP, LLC

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

December 21, 2013

STALAR 5, INC.

(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2013 AND 2012

	2013	2012

ASSETS
Current assets
Cash	$436	$

Total Current Assets	$436	$

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$7,703	$2,000
Due to related parties – loans payable to Officers	21,347	9,900

Total current liabilities	29,050	11,900

Total liabilities	29,050	11,900

Stockholders’ deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.0001 par value; 75,000,000 shares authorized; 10,000,000 issued and outstanding	100	100
Deficit accumulated during the development stage	(28,714)	(12,000)

Total stockholders’ deficit	(28,614)	(11,900)

	$436	$—

The accompanying notes are an integral part of these financial statements.

STALAR 5, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			September 5, 2012
	Year Ended	Year Ended	(Inception) to
	September 30,	September 30,	September 30,
	2013	2012	2013

Revenues	$—	$—	$—

General and administrative expenses
Interest expense	306	—	306
Organization and related expenses	16,408	12,000	28,408
	16,714	12,000	28,714

Net loss	$(16,714)	$(12,000)	$(28,714)

Loss per common share:
basic and diluted	$(0.002)	$(0.001)

Weighted average number of common shares outstanding, basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

STALAR 5, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	September 5, 2012
	September 30,	September 30,	(Inception) to
	2013	2012	September 30, 2013

Cash flows from operating activities:
Net loss	$(16,714)	$(12,000)	$(28,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Increases in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	5,703	2,000	7,703

Net cash used in operating activities	(11,011)	(10,000)	(21,011)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	100	100
Loans from Officers	11,447	9,900	21,347

Net cash provided by financing activities	11,447	10,000	21,447

Net increase in cash	436	—	436

Cash, beginning of period	—	—	—

Cash, end of period	$436	$—	$436

The accompanying notes are an integral part of these financial statements.

STALAR 5, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Deficit
			Accumulated
			During
			Development
	Shares	Amount	Stage	Total

Shares Issued at Inception, September 5, 2012	10,000,000	$100	$—	$100

Net loss from September 5, 2012 (Inception) to September 30, 2013 for the year	—	—	(12,000)	(12,000)

Balance, September 30, 2012	10,000,000	100	(12,000)	(11,900)

Net loss for the year	—	—	(16,714)	(16,714)

Balance, September 30, 2013	10,000,000	$100	$(28,714)	$(28,614)

The accompanying notes are an integral part of these financial statements.

STALAR 5, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE A – ORGANIZATION OF THE COMPANY AND GOING CONCERN

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Development Stage Company

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

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on September 30.

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

Cash and Cash Equivalents

Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations. At times, balances may exceed insured limits. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

STALAR 5, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Continued)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, judgment is required.

Interest and penalties related to unrecognized tax benefits will be recognized in the financial statements as a component of the income tax provision. Significant judgment is required to evaluate uncertain tax positions. The Company will evaluate its uncertain tax positions on a quarterly and annual basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which the change is made.

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

Fair Value Measurements

Generally accepted accounting principles ("GAAP") define fair value, provide guidance for measuring fair value and require certain disclosures.  GAAP utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.  These principles discuss valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These principles provide for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:    Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:    Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:    Unobservable inputs that reflect the Company's assumptions.

The Company’s financial instruments consist of accounts payable and accrued expenses and loans payable – Officers. The carrying value approximates fair value due to the short maturity of these instruments.

STALAR 5, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Continued)

NOTE C - PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of preferred stock. As of September 30, 2013 and 2012 there was no preferred stock outstanding. The Board of Directors, without the requirement of shareholder approval, can issue preferred shares with dividend, preferences, liquidation, conversion, voting and other rights which could adversely affect the voting power or other rights of the holders of common stock.

NOTE D – INCOME TAXES

As of September 30, 2013 there are loss carryforwards for Federal income tax purposes of approximately $28,700, available to offset future taxable income. The carryforwards begin to expire in 2029. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of September 30, 2013 and 2012 the Company had a deferred tax asset amounting to approximately $10,000 and $4,000, respectively. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

Certain provisions of the tax law may limit net operating loss carryforwards available for use in any given year in the event of a significant change in ownership.

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements issued by FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE F - RELATED PARTY BALANCES AND TRANSACTIONS

Equity Transaction

In September 2012, the Company issued 10,000,000 shares of common stock to two officers, whom are directors, for total proceeds of $100.

Due to Related Parties - Loans Payable to Officers

The two officers, whom are directors of the Company, have advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at September 30, 2013 and September 30, 2012.

