Form 10-Q
period 2013-12-31
Stalar 5, Inc.
filed 2014-02-14
CIK 1561399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

At February 13, 2014, 10,000,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 5, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

INTERIM FINANCIAL STATEMENTS (Unaudited)	Page No.
Interim Balance Sheets December 31, 2013 and September 30, 2013 (Audited)	4

Interim Statements of Operations For the three months ended December 31, 2013 and 2012 an for the period September 5, 2012, (inception) to December 31, 2013	5 5

Interim Statements of Cash Flows For the three months ended December 31, 2013 and 2012 and for the period September 5, 2012, (inception) to December 31, 2013	6 6

Interim Statement of Changes in Stockholders’ Deficit For the period September 5, 2012, (inception) to December 31, 2013	7

Notes to Interim Financial Statements	8 - 9

STALAR 5, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$42	$436
Total current assets	$42	$436

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$7,082	$7,703
Due to related parties – loans payable to Officers	$22,898	$21,347

Total current liabilities	$29,980	$29,050

Total liabilities	$29,980	$29,050

Stockholders' equity (deficit)

Preferred stock - $0.00001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—

Common stock - $0.00001 par value; 75,000,000 shares authorized; 10,000,000 issued and outstanding	$100	$100
Deficit accumulated during the development stage	$(30,038)	$(28,714)

Total stockholders' equity (deficit)	$(29,938)	$(28,614)

	$42	$436

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		September 5, 2012
	December 31,		(Inception) to
	2013	2012	December 31, 2013

Revenues	$—	$—	$—

General and administrative expenses
Interest Expense	184	—	490
Organization and related expenses	979	8,215	29,387
Sundry	161	—	161

	1,324	8,215	30,038

Net Loss	$(1,324)	$(8,215)	$(30,038)

Loss per common share:
basic and diluted	$(0.000)	$(0.001)

Weighted average number of
common shares outstanding,
basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		September 5, 2012
	December 31,		(Inception) to
	2013	2012	December 31, 2013
Cash flows from operating activities:
Net loss	$(1,324)	$(8,215)	$(30,038)
Adjustments to reconcile net loss to
net cash used in operating activities:
Increases (decreases) in cash flows from
operating activities resulting from changes in:
Accounts payable and accrued expenses	(621)	6,525	7,082

Net cash used in operating activities	(1,945)	(1,690)	(22,956)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	100
Loans from Officers	1,551	1,780	22,898

Net cash provided by financing activities	1,551	1,780	22,998

Net increase (decrease) in cash	(394)	90	42

Cash, beginning of period	436	—	—

Cash, end of period	$42	$90	$42

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Shares	Amount	Deficit Accumulated During Development State	Total
Shares issued at inception, September 5, 2012	10,000,000	$100	$—	$100

Net loss from September 5, 2012, (inception) to
September 30, 2012	—	—	(12,000)	(12,000)

Balance, September 30, 2012	10,000,000	$100	$(12,000)	$(11,900)

Net loss for the year	—	—	(16,714)	(16,714)

Balance, September 30, 2013	10,000,000	$100	$(28,714)	$(28,614)

Net loss for the period	—	—	(1,324)	(1,324)

Balance, December 31, 2013	10,000,000	$100	$(30,038)	$(29,938)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 5, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

NOTE A – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation
The accompanying unaudited interim financial statements as of December 31, 2013 and for the three months ended December 31, 2013 and for the period from September 5, 2012 (inception) to December 31, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2013 and for the period September 5, 2012, (inception), to September 30, 2013 as disclosed in the Company's Form 10-K for that period as filed with the SEC.

The results of the period ended December 31, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2014, the Company’s fiscal year end.

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

STALAR 5, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Level 5:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company's assumptions.

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

Due to Related parties - Loans Payable to Officers

The two officers, whom are directors of the Company, have advanced funds to the Company to cover cash requirements. The loans are unsecured and payable on demand with interest at the prime rate of 3.25% at December 31, 2013.

NOTE D – INCOME TAXES

As of December 31, 2013 there are loss carryforwards for Federal income tax purposes of approximately $30,700, available to offset future taxable income. The carryforwards begin to expire in 2029. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of December 31, 2013 and 2012 the Company had a deferred tax asset amounting to approximately $10,700 and $7,070, respectively. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Registration Statement on form 10-12G/A, filed December 28, 2012, and in any press releases and other communications to shareholders that may be issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Company Overview and Plan of Operation

The Company was incorporated on September 5, 2012. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2013, nor for the period September 5, 2012 (inception) to December 31, 2013 and has no operations as of the date of this filing.

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

Liquidity and Capital Resources

As of December 31, 2013, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

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

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on September 5, 2012. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2013, nor for the period September 5, 2012 (inception) to December 31, 2013 and has no operations as of the date of this filing.

General and administrative expenses were $1,324 for the three months ended December 31, 2012 compared to $8,215 for the three month period October 1, 2012 to December 31, 2012, and were $30,038 for the period September 5, 2012 (inception) to December 31, 2013. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $1,324 for the first fiscal quarter compared to a net loss of $8,215 for the period October 1, 2012 to December 31, 2012. The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year, ending December 31, 2013, or subsequent period through the date hereof, which was not so reported.

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

STALAR 5, INC.

Date: February 14, 2014	By /s/Steven Rosenfeld
Steven Rosenfeld Vice President, CFO (principal financial officer) Treasurer

-13-